Form 10-K405
period 1996-12-31
CAPITA PREFERRED FUNDING L P
filed 1997-04-15
CIK 1021970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period From __________ to __________

                        Commission File Number 333-11243
                          CAPITA PREFERRED FUNDING L.P.

         A DELAWARE                         I.R.S. EMPLOYER IDENTIFICATION
      LIMITED PARTNERSHIP                           No. 22-3467161

                          c/o AT&T Capital Corporation
               44 Whippany Road, Morristown, New Jersey 07962-1983
                          Telephone Number 201-397-3000

                               ------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                Name of exchange on
                                                     which registered

-------------------                                -------------------
     None                                                None

Securities registered pursuant to Section 12(g) of the Act:  None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X        NO
                                       -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing.
                       Not Applicable

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registration Statement on Form S-3 of this Registrant (No. 333-11243) are incorporated in Part I this report.

                                TABLE OF CONTENTS

                                     PART I

   Item                          Description                        Page

       1.      Business                                               1
       2.      Properties                                             1
       3.      Legal Proceedings                                      1
       4.      Submission of Matters to a Vote of Security-Holders    1


                                     PART II

       5.      Market for Registrant's Common Equity and Related
                Stockholder Matters                                   2
       6.      Selected Financial Data                                2
       7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   2
       8.      Financial Statements and Supplementary Data            3
       9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                  11

                                    PART III

      10.      Directors and Executive Officers of the Registrant    11
      11.      Executive Compensation                                11
      12.      Security Ownership of Certain Beneficial Owners and
                Management                                           11
      13.      Certain Relationships and Related Transactions        11

                                     PART IV

      14.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                          11

                                     PART I

ITEM 1.  BUSINESS

        Capita Preferred Funding L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act, as amended (the "Partnership Act"), on August 29, 1996. Pursuant to the certificate of limited partnership, as amended, and the Limited Partnership Agreement, AT&T Capital Corporation, the parent company of the Partnership (the "Parent"), is the sole general partner of the Partnership (in such capacity the "General Partner"). Upon the issuance of approximately $206.2 million of Partnership Preferred Securities (the "Partnership Preferred Securities"), which securities represent limited partner interests in the Partnership, an affiliate, Capita Preferred Trust (the "Trust"), will be the sole limited partner of the Partnership. Contemporaneous with the issuance of the Partnership Preferred Securities, the General Partner contributed capital of $36.4 million to the Partnership to establish its initial capital account at an amount equal to at least 15% of the total capital of the Partnership.

        The Partnership is managed by the General Partner and exists for the sole purpose of (i) issuing its partnership interests, (ii) investing the proceeds thereof in 20-year debentures of the Parent and two wholly-owned subsidiaries of the Parent (the "Debentures") and, to a limited extent, certain short-term investments and (iii) engaging in only those other activities necessary or incidental thereto. To the extent that aggregate payments to the Partnership on the Debentures and investments exceeds distributions payable with respect to the Partnership Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in the General Partner's sole discretion, be distributed to the General Partner.

        For additional information regarding the description of the Partnership, see the Partnership's Prospectus dated October 22, 1996 (the "Prospectus") comprising a portion of the Registration Statement on Form S-3 (No. 333-11243) filed by the Registrant with the Securities and Exchange Commission, which is incorporated by reference herein.

ITEM 2.  PROPERTIES

        The Partnership owns no physical properties.

ITEM 3.  LEGAL PROCEEDINGS

        The Partnership has no pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        Omitted pursuant to General Instruction I of Form 10-K.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

There is no established public trading market for the Partnership Preferred Securities of the Partnership. As of April 14, 1997, there were 2 holders of record.

ITEM 6. SELECTED FINANCIAL DATA

        Omitted pursuant to General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations and Changes in Cash Flows

        On October 25, 1996, Capita Preferred Funding L.P. (the "Partnership") issued $206.2 million of Partnership Preferred Securities (the "Partnership Preferred Securities") to an affiliate, Capita Preferred Trust (the "Trust"). The Partnership invested such proceeds and the $36.4 million capital contribution from its parent and general partner, AT&T Capital Corporation (the "Parent" or "General Partner") in $240.2 million of 20-year Debentures of the Parent and two wholly-owned subsidiaries of the Parent (the "Debentures") and $2.4 million in short term investments.

        On December 31, 1996, the Partnership made its scheduled quarterly cash distribution at an annual rate of 9.06% to the Trust. The Partnership also received on December 31, 1996 its scheduled interest income payments on the Debentures. The Partnership distributed the excess of the interest income received on the Debentures of approximately $3.9 million over the cash distributions made on the Partnership Preferred Securities of $3.4 million to the General Partner.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         CAPITA PREFERRED FUNDING L.P.
                                  BALANCE SHEET
                              AT DECEMBER 31, 1996
                             (dollars in thousands)

ASSETS:
  Debentures receivable from Affiliates            $240,146
  Other assets                                        2,426
                                                   --------
Total Assets                                        242,572
                                                   --------
                                                   --------

PARTNERS' CAPITAL:
    General Partner's Interest                       36,386
    Limited Partner's Interest                      206,186
                                                   --------
Total Partners' Capital                            $242,572
                                                   --------
                                                   --------



The accompanying notes are an integral part of these Financial Statements.

                          CAPITA PREFERRED FUNDING L.P.
                               STATEMENT OF INCOME
               FOR THE PERIOD AUGUST 29, 1996 (DATE OF FORMATION)
                              TO DECEMBER 31, 1996
                             (dollars in thousands)


REVENUES-Interest Income               $  3,931
                                       --------
Net income                             $  3,931
                                       --------
                                       --------


The accompanying notes are an integral part of these Financial Statements.

                          CAPITA PREFERRED FUNDING L.P.
                         STATEMENT OF PARTNERS' CAPITAL
               FOR THE PERIOD AUGUST 29, 1996 (DATE OF FORMATION)
                              TO DECEMBER 31, 1996
                             (dollars in thousands)



General Partner's Interest:
    Balance at beginning of period                        $     0
        Capital contribution                               36,386
        Net income                                            506
        Distributions                                        (506)
                                                          --------
    Balance at end of period                               36,386
                                                          --------

Limited Partner's Interest:
    Balance at beginning of period                              0
        Capital contribution                              206,186
        Net income                                          3,425
        Distributions                                      (3,425)
                                                          --------
    Balance at end of period                              206,186
                                                          --------

Total Partners' Capital                                   $242,572
                                                          --------
                                                          --------

The accompanying notes are an integral part of these Financial Statements.

                          CAPITA PREFERRED FUNDING L.P.
                             STATEMENT OF CASH FLOWS
                     FOR THE PERIOD AUGUST 29, 1996 (DATE OF
                         FORMATION) TO DECEMBER 31, 1996
                             (dollars in thousands)



Cash Flow from Operating Activities:

Net Income                                        $ 3,931
                                                  --------
Net Cash provided from Operating Activities         3,931
                                                  --------

Cash Flow from Investing Activities:

Purchase of eligible debt securities                (2,426)
Purchase of Debentures                            (240,146)
                                                  --------
Net Cash used for Investing Activities            (242,572)
                                                  --------

Cash Flow from Financing Activities:

Issuance of Partnership Preferred Securities       206,186
Capital Contribution from General Partner           36,386
Distribution to Limited Partner                     (3,425)
Distribution to General Partner                       (506)
                                                  --------
Net Cash provided by Financing
 activities                                        238,641
                                                  --------
Net change in cash and cash equivalents                  0
Cash and cash equivalents at beginning
 of period                                               0
                                                  --------
Cash and cash equivalents at end
 of period                                        $      0
                                                  --------
                                                  --------



The accompanying notes are an integral part of these financial statements.

                          Notes to Financial Statements

1.   Description of the Partnership

        Capita Preferred Funding L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act, as amended (the "Partnership Act"), on August 29, 1996. Pursuant to the certificate of limited partnership, as amended, and the Limited Partnership Agreement, AT&T Capital Corporation, the parent company of the Partnership (the "Parent"), is the sole general partner of the Partnership (in such capacity the "General Partner").

        On October 25, 1996 the Partnership issued $206.2 million of Partnership Preferred Securities to an affiliate, Capita Preferred Trust ("the Trust"). The Trust is the sole limited partner of the Partnership. The Trust and the Partnership are consolidated subsidiaries of the Parent. The Partnership, in turn, used proceeds from the issuance of the Partnership Preferred Securities and a General Partner capital contribution of $36.4 million to invest primarily in 20-year debentures of the Parent and two wholly-owned subsidiaries of the Parent (the "Debentures"). Payments in respect to the Debentures issued by the Parent's subsidiaries have been guaranteed, on a subordinated basis, by the Parent.

2.      Summary of Significant Accounting policies

Revenue Recognition

        Interest income on the Debentures is recorded on the accompanying Statement of Income when due from the Parent and its two wholly-owned subsidiaries. Accrual of interest income on the Debentures would be suspended if the Debentures became delinquent. The Debentures were not delinquent at December 31, 1996.

Cash and Cash Equivalents

        The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Partnership's cash is held by a New York money center bank, in a demand deposit account.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Administrative Costs

        All costs and expenses of the Partnership are paid by the Parent.

3.      Administration of the Partnership

            The Partnership is managed by the General Partner and exists for the sole purpose of (i) issuing its partnership interest, (ii) investing the proceeds thereof in Debentures and to a lesser extent, certain short-term investments and (iii) engaging in only those other activities necessary or incidental thereto. To the extent that aggregate payments to the Partnership on the Debentures and investments exceeds distributions payable with respect to the Partnership Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in the General Partner's sole discretion, be distributed to the General Partner.

        For so long as the Partnership Preferred Securities remain outstanding, the Parent covenants in the Limited Partnership Agreement (i) to remain the sole general partner of the Partnership and to maintain directly 100% ownership of the General Partner's interest in the Partnership, which interest will at all times represent at least 1% of the total capital of the Partnership; (ii) to cause the Partnership to remain a limited partnership and not to voluntarily dissolve, liquidate, wind-up or be terminated, except as permitted by the Limited Partnership Agreement, (iii) to use its commercially reasonable efforts to ensure that the Partnership will not be an "investment company" for purposes of the Investment Company Act of 1940 and (iv) to take no action which would be reasonably likely to cause the Partnership to be classified as an association or a publicly traded partnership taxable as a corporation for United States federal income tax purposes. (See Note 4 for discussion of Income Taxes.)

4.      Income Taxes

        The Partnership is classified for United States federal income tax purposes as a partnership and not as an association or publicly traded partnership taxable as a corporation. Therefore, the Partnership is not a tax paying entity.

5.      Distributions

        Holders of Partnership Preferred Securities are entitled to receive cumulative cash distributions, if, as and when declared by the General Partner in its sole discretion out of assets of the Partnership legally available for payment. The distributions payable on each Partnership Preferred Security will be fixed at a rate per annum of 9.06% of the stated liquidation preference of $25 per Partnership Preferred Security. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at the rate per annum equal to 9.06%. The amount of distributions payable for any period will be computed on the basis of a 360-day year of twelve 30-day months.

        The Partnership's earnings available for distribution to the holders of the Partnership Preferred Securities will be limited primarily to interest received on the Debentures and certain short-term investments. To the extent that the issuers (including, where applicable, the Parent, as guarantor) of the securities in which the Partnership invests fail to make any payment in respect of such securities (or, if applicable, such guarantees), the Partnership will not have sufficient funds to pay and will not declare or pay distributions on the Partnership Preferred Securities, in which event the Partnership Guarantee will not apply to such distributions until the Partnership has sufficient funds available therefor. In addition, distributions on the Partnership Preferred Securities may be declared and paid only as determined in the sole discretion of the General Partner.

6.      Debentures receivable from Affiliate

        The Partnership invested the contributions received from the Trust and General Partner in the Debentures. The Debentures, which have a term of 20 years, bear interest at 8.88% per annum, and are guaranteed by the Parent, are all due from related parties of the Partnership. Of the Debentures purchased, approximately $206.2 million are obligations of the Parent, AT&T Capital Corporation, approximately $29.0 million are obligations of an affiliate, AT&T Leasing Services, Inc. and the remainder of $5.0 million are obligations of another affiliate, AT&T Capital Services, Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS

                         ------------------------------


To the Partnership Preferred Security Holders and Trustees of Capita Preferred Funding L.P.:

     We have audited the balance sheet of Capita Preferred Funding L.P. (the "Partnership") at December 31, 1996, and the related statements of income, partners' capital and cash flows for the period August 29, 1996 (Date of formation) to December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1996, and the results of its operations and its cash flows for the period August 29, 1996 to December 31, 1996, in conformity with generally accepted accounting principles.



                                       COOPERS & LYBRAND L.L.P.

1301 Avenue of the Americas
New York, New York
April 14, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On February 12, 1997, the Audit Committee of the Board of Directors (with the concurrence of the Board of Directors) of the Parent dismissed Coopers & Lybrand L.L.P. as the Parent's and Partnership's independent public accountants and appointed Arthur Andersen LLP to serve as the Parent's and Partnership's independent accountants for the year 1997. Coopers & Lybrand L.L.P. will continue to serve as the Parent's and Partnership's independent public accountants for 1996. There have been no disagreements with independent accountants on any accounting or financial disclosure during the past two years.


                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Omitted pursuant to General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

        Omitted pursuant to General Instruction I of Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Omitted pursuant to General Instruction I of Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Omitted pursuant to General Instruction I of Form 10-K.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        a) Documents filed as a part of the report:

              (1) Financial Statements:
                  - Balance Sheet
                  - Statement of Income
                  - Statement of Partners' Capital
                  - Statement of Cash Flows
                  - Notes to the Consolidated Financial Statements
                  - Report of Independent Accountants

              (2) Financial statement schedules are omitted because the required information is included in the financial statements or notes thereto or because of the absence of condition under which they are required.

              (3) Exhibits:

                  Exhibit Number

                   4.1 Certificate of Limited Partnership, dated as of August 28, 1996, is incorporated by reference to Exhibit 4.3 of the registrant's Registration Statement on Form S-3 (No. 333-11243) filed with the Securities and Exchange Commission.

                   4.2 Amended and Restated Certificate of Limited Partnership, dated as of October 2, 1996 is incorporated by reference to Exhibit 4.4 of the registrant's Registration Statement on Form S-3 (No. 333-11243) filed with the Securities and Exchange Commission.

                   4.3 Form of Amended and Restated Certificate of Limited Partnership is incorporated by reference to Exhibit
                          4.5 of the registrant's Registration Statement on Form S-3 (No. 333-11243) filed with the Securities and Exchange Commission.

                   4.4 Form of Partnership Preferred Securities Guarantee Agreement is incorporated by reference to Exhibit 4.7 of the registrant's Registration Statement on Form S-3 (No. 333-11243) filed with the Securities and Exchange Commission.

                  10(a) AT&T Capital Corporation, Capita Preferred Funding L.P., Capita Preferred Trust Prospectus dated October 22, 1996 is incorporated by reference to the Registration Statement on Form S-3 (No. 333-11243) dated October 21, 1996 filed with the Securities and Exchange Commission.

                  27      Financial Data Schedule


        b)  Current Reports on Form 8-K:

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPITA PREFERRED FUNDING L.P.

                                                 By: AT&T Capital Corporation
                                                     General Partner

                                                     EDWARD M. DWYER
                                                     ---------------

                                                 By: Edward M. Dwyer
                                                     Senior Vice President,
                                                     Chief Financial Officer
                                                     and Risk Management Officer
                                                     of AT&T Capital Corporation



April 14, 1997