Form 10-Q
period 1997-03-31
CAPITA PREFERRED FUNDING L P
filed 1997-05-15
CIK 1021970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997
                                      OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For The Transition Period From ________ to ________

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

                               __________________


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial statements.


                          CAPITA PREFERRED FUNDING L.P.
                               STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                             (Dollars in thousands)
                                   (Unaudited)




REVENUES-Interest Income                                  $5,358
                                                          ------
Net income                                                $5,358
                                                          ======

The accompanying notes are an integral part of these Financial Statements.

                         CAPITA PREFERRED FUNDING L.P.
                                 BALANCE SHEETS
                             (Dollars in thousands)


                                                        March 31,
                                                          1997         December 31,
                                                      (unaudited)         1996
                                                      -----------      -----------
ASSETS:
  Debentures receivable from Affiliates                  $240,146       $240,146
  Other assets                                              2,426          2,426
                                                         --------       --------
Total Assets                                              242,572        242,572
                                                         ========       ========

PARTNERS' CAPITAL:
    General Partner's Interest                             36,386         36,386
    Limited Partner's Interest                            206,186        206,186
                                                         --------       --------
Total Partners' Capital                                  $242,572       $242,572
                                                         ========       ========



The accompanying notes are an integral part of these Financial Statements.

                          CAPITA PREFERRED FUNDING L.P.
                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                             (Dollars in thousands)
                                   (Unaudited)



Cash Flow from Operating Activities:

Net Income                                                              $ 5,358
                                                                        -------
Net Cash provided from Operating Activities                               5,358
                                                                        -------

Cash Flow from Financing Activities:

Distribution to Limited Partner                                          (4,670)
Distribution to General Partner                                            (688)
                                                                        -------
Net Cash provided by Financing
 activities                                                              (5,358)
                                                                        -------
Net change in cash and cash equivalents                                       0
Cash and cash equivalents at beginning
 of period                                                                    0
                                                                        -------
Cash and cash equivalents at end
 of period                                                              $     0
                                                                        =======



The accompanying notes are an integral part of these Financial Statements.

                          CAPITA PREFERRED FUNDING L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared by Capita Preferred Funding L.P. (the "Partnership") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited financial statements should be read in conjunction with the audited Financial Statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands)

Results of Operations and Changes in Cash Flows

     On March 31, 1997, Capita Preferred Funding L.P. (the "Partnership") made its scheduled quarterly cash distributions of $4,670 (annual rate of 9.06%) to Capita Preferred Trust. On that date, the Partnership received its scheduled debenture interest income payments (annual rate of 8.88%) from AT&T Capital Corporation (the "Parent" or "General Partner") and two wholly-owned subsidiaries of the Parent aggregating $5,331. During the first quarter of 1997, the Partnership earned interest income of approximately $27 on short term investments. The Partnership distributed the excess of the interest income over cash distributions of $688 to the General Partner.

                                     PART II


                             CAPITA PREFERRED TRUST
                           PART II - OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K.

            a)  Exhibits:
                   Exhibit Number
                     27      Financial Data Schedule

            b)  Current Reports on Form 8-K:

                Report on Form 8-K, dated February 12, 1997, was filed pursuant to Item 4 (Change in Registrant's Certifying Accountants).

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

                                        CAPITA PREFERRED FUNDING L.P.

                                                 By: AT&T Capital Corporation
                                                     General Partner



                                                     EDWARD M. DWYER
                                                     ---------------

                                                 By: Edward M. Dwyer
                                                     Senior Vice President
                                                     and Chief Financial Officer






May 14, 1997

                                  EXHIBIT INDEX

 EXHIBITS

  Exhibit
   Number             Description

   27.                Financial Data Schedule