Form 10-Q
period 1997-06-30
CAPITA PREFERRED FUNDING L P
filed 1997-08-12
CIK 1021970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1997

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES...x... NO.......

                         PART I - FINANCIAL INFORMATION

ITEM 1.Financial statements.

                          CAPITA PREFERRED FUNDING L.P.
                              STATEMENTS OF INCOME
                       FOR THE PERIODS ENDED JUNE 30, 1997
                             (Dollars in thousands)
                                   (Unaudited)


                                                For the Three          For the Six
                                                Months Ended           Months Ended
                                                ------------           ------------
REVENUES-Interest income                          $ 5,360                $10,718
                                                  -------                -------

Net Income                                        $ 5,360                $10,718
                                                  -------                -------


The accompanying notes are an integral part of these Financial Statements.

                         CAPITA PREFERRED FUNDING L.P.
                                 BALANCE SHEETS
                             (Dollars in thousands)


                                                        June 30,
                                                          1997         December 31,
                                                      (unaudited)          1996
                                                      ------------     -----------
ASSETS:
  Debentures receivable from Affiliates                  $240,146       $240,146
  Other assets                                              2,463          2,426
                                                         --------       --------
Total Assets                                             $242,609       $242,572
                                                         ========       ========


PARTNERS' CAPITAL:
    General Partner's interest                           $ 36,423       $ 36,386
    Limited Partner's interest                            206,186        206,186
                                                         --------       --------
Total Partners' Capital                                  $242,609       $242,572
                                                         ========       ========





The accompanying notes are an integral part of these Financial Statements.

                          CAPITA PREFERRED FUNDING L.P.
                             STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                             (Dollars in thousands)
                                   (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:

Net income                                                             $ 10,718
Increase in other assets                                                    (37)
                                                                       --------
Net Cash provided from Operating Activities                              10,681
                                                                       --------

CASH FLOW USED FOR FINANCING ACTIVITIES:

Distribution to Limited Partner                                          (9,340)
Distribution to General Partner                                          (1,341)
                                                                       --------
Net Cash used for Financing Activities                                  (10,681)
                                                                       --------

Net Change in Cash and Cash Equivalents                                       0

Cash and Cash Equivalents at Beginning
 of Period                                                                    0
                                                                       --------
Cash and Cash Equivalents at End
 of Period                                                             $      0
                                                                       ========




The accompanying notes are an integral part of these Financial Statements.

                          CAPITA PREFERRED FUNDING L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared by Capita Preferred Funding L.P. (the "Partnership") pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited financial statements should be read in conjunction with the audited Financial Statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in Thousands)

Results of Operations and Changes in Cash Flows

        On June 30, 1997, Capita Preferred Funding L.P. (the "Partnership") made its scheduled quarterly cash distributions of $4,670 (annual fixed rate of 9.06%) to Capita Preferred Trust. On that date, the Partnership received its scheduled debenture interest income payments (annual fixed rate of 8.88%) from AT&T Capital Corporation (the "Parent" or "General Partner") and two wholly-owned subsidiaries of the Parent (the "Subsidiaries") aggregating $5,331. During the second quarter of 1997, the Partnership earned interest income of approximately $29 on short term investments. The Partnership distributes the excess of the interest income on debentures and short term investments over cash distributions to the General Partner. For the second quarter the Partnership distributed $653 to the General Partner, and paid an additional $28 in July 1997 representing interest on short term investments.

        For the six months ended June 30, 1997, the Partnership made cash distributions of $9,340 to Capita Preferred Trust and received debenture interest income payments from the Parent and Subsidiaries totaling $10,662. The Partnership earned $56 on short term investments for the first half of 1997. Cash distributions of $1,341 were distributed to the General Partner for the excess of interest income over cash distributions.

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

                                       CAPITA PREFERRED FUNDING L.P.

                                       By: AT&T Capital Corporation
                                           General Partner

                                           RAMON OLIU, Jr.
                                           _________________
                                       By: Ramon Oliu, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer



August 12, 1997

                                  EXHIBIT INDEX

EXHIBITS

  Exhibit
   Number             Description

   27.         Financial Data Schedule