Form 10-Q
period 1997-09-30
CAPITA PREFERRED FUNDING L P
filed 1997-11-05
CIK 1021970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial statements.

                          CAPITA PREFERRED FUNDING L.P.
                              STATEMENTS OF INCOME
                    FOR THE PERIODS ENDED SEPTEMBER 30, 1997
                             (Dollars in thousands)
                                   (Unaudited)


                                For the Three          For the Nine
                                Months Ended           Months Ended
                                -------------          ------------
REVENUES-Interest income          $ 5,361                 $16,079
                                  -------                 -------

Net Income                        $ 5,361                 $16,079
                                  -------                 -------




The accompanying notes are an integral part of these Financial Statements.

                         CAPITA PREFERRED FUNDING L.P.
                                 BALANCE SHEETS
                             (Dollars in thousands)


                                                September 30,  December 31,
                                                    1997           1996
                                                (unaudited)
                                                ------------   -----------

ASSETS:
  Debentures receivable from Affiliates          $240,146       $240,146
  Other assets                                      2,435          2,426
                                                 --------       --------
Total Assets                                     $242,581       $242,572
                                                 --------       --------
                                                 --------       --------


PARTNERS' CAPITAL:
    General Partner's interest                   $ 36,395       $ 36,386
    Limited Partner's interest                    206,186        206,186
                                                 --------       --------
Total Partners' Capital                          $242,581       $242,572
                                                 --------       --------
                                                 --------       --------






The accompanying notes are an integral part of these Financial Statements.

                          CAPITA PREFERRED FUNDING L.P.
                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (Dollars in thousands)
                                   (Unaudited)


CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                                $ 16,079
Increase in other assets                                   (     9)
                                                          --------
Net Cash provided from Operating Activities                 16,070
                                                          --------

CASH FLOW USED FOR FINANCING ACTIVITIES:

Distribution to Limited Partner                            (14,010)
Distribution to General Partner                             (2,060)
                                                          --------
Net Cash used for Financing Activities                     (16,070)
                                                          --------

Net Change in Cash and Cash Equivalents                          0

Cash and Cash Equivalents at Beginning
 of Period                                                       0
                                                          --------
Cash and Cash Equivalents at End
 of Period                                                $      0
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in Thousands)

Results of Operations and Changes in Cash Flows

        On September 30, 1997, Capita Preferred Funding L.P. (the "Partnership") made its scheduled quarterly cash distributions of $4,670 (annual fixed rate of 9.06%) to Capita Preferred Trust, the Partnership's limited partner. On that same date, the Partnership received its scheduled debenture interest income payments (annual fixed rate of 8.88%) from AT&T Capital Corporation (the "Parent" or "General Partner") and two wholly-owned subsidiaries of the Parent (the "Subsidiaries") aggregating $5,331. During the third quarter of 1997, the Partnership earned interest income of approximately $30 on short term investments. The Partnership distributes the excess of the interest income on debentures and short term investments over cash distributions to the General Partner. For the third quarter the Partnership distributed $719 to the General Partner.

        For the nine months ended September 30, 1997, the Partnership made cash distributions of $14,010 to Capita Preferred Trust and received debenture interest income payments from the Parent and Subsidiaries totaling $15,994. The Partnership earned $85 on short term investments for the first three quarters of 1997. Cash distributions of $2,060 were distributed to the General Partner for the excess of interest income over cash distributions.

                                     PART II

                          CAPITA PREFERRED FUNDING L.P.
                           PART II - OTHER INFORMATION

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

                                     CAPITA PREFERRED FUNDING L.P.

                                              By: AT&T Capital Corporation
                                                  General Partner



                                                  RAMON OLIU, JR.
                                                  ________________
                                                  By: Ramon Oliu, Jr.
                                                  Senior Vice President and
                                                  Chief Financial Officer




November 5, 1997

                                  EXHIBIT INDEX

 EXHIBITS

  Exhibit
   Number             Description

   27.         Financial Data Schedule