Form 10-K405
period 1997-12-31
CAPITA PREFERRED FUNDING L P
filed 1998-03-30
CIK 1021970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1997
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For The Transition Period From ------------ to -----------

                        Commission File Number 333-11243
                          CAPITA PREFERRED FUNDING L.P.

           A DELAWARE                      I.R.S. EMPLOYER IDENTIFICATION
      LIMITED PARTNERSHIP                           No. 22-3467161

                          c/o AT&T Capital Corporation
               44 Whippany Road, Morristown, New Jersey 07962-1983
                          Telephone Number 973-397-3000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing. Not Applicable

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registration Statement on Form S-3 of this Registrant
            (No. 333-11243) are incorporated in Part I this report.

                                TABLE OF CONTENTS

                                     PART I

      Item                        Description                        Page

       1.      Business                                                1
       2.      Properties                                              2
       3.      Legal Proceedings                                       2
       4.      Submission of Matters to a Vote of Security-Holders     2


                                  PART II

       5.      Market for Registrant's Common Equity and Related
                Stockholder Matters                                    2
       6.      Selected Financial Data                                 2
       7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    3
       8.      Financial Statements and Supplementary Data             3
       9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                   12

                                  PART III

      10.      Directors and Executive Officers of the Registrant     12
      11.      Executive Compensation                                 12
      12.      Security Ownership of Certain Beneficial Owners and
                Management                                            12
      13.      Certain Relationships and Related Transactions         12

                                  PART IV

      14.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                           13

                                     PART I

ITEM 1.  BUSINESS

        Capita Preferred Funding L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act, as amended, on August 29, 1996. Pursuant to the certificate of limited partnership, as amended, and the Limited Partnership Agreement, AT&T Capital Corporation, is the sole general partner of the Partnership (in such capacity the "General Partner"). Upon the issuance of approximately $206.2 million of Partnership Preferred Securities (the "Partnership Preferred Securities"), which securities represent limited partner interests in the Partnership, an affiliate, Capita Preferred Trust (the "Trust"), became the sole limited partner of the Partnership. Contemporaneous with the issuance of the Partnership Preferred Securities, the General Partner contributed capital of $36.4 million to the Partnership to establish its initial capital account at an amount equal to at least 15% of the total capital of the Partnership.

        The Partnership is managed by the General Partner and exists for the sole purpose of (i) issuing its partnership interests, (ii) investing the proceeds thereof in 20-year debentures of the General Partner and two wholly-owned subsidiaries of the General Partner (the "Debentures") and, to a limited extent, certain short-term investments and (iii) engaging in only those other activities necessary or incidental thereto. To the extent that aggregate payments to the Partnership on the Debentures and investments exceeds distributions payable with respect to the Partnership Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in the General Partner's sole discretion, be distributed to the General Partner.

        On January 12, 1998, all of the General Partner's outstanding shares of common stock were purchased by Newcourt Credit Group Inc., an Ontario corporation ("Newcourt") in a transaction accounted for under the purchase method of accounting (the "Newcourt Acquisition"). The General Partner currently is an indirect wholly-owned subsidiary of Newcourt.

        On February 9, 1998, the General Partner and Newcourt entered into a support agreement (the "Newcourt Support Agreement"). The Newcourt Support Agreement requires Newcourt to own a majority of the outstanding shares of common stock of the General Partner, to cause the General Partner and its subsidiaries to have a consolidated tangible net worth of at least $1.00 and to provide funds to the General Partner (upon the request of the General Partner) sufficient to enable the General Partner to make timely payments of principal and interest payments on its debt for borrowed money (if the General Partner is unable to do so).

        On February 20, 1998, the General Partner entered into an agreement whereby the General Partner guarantees certain indebtedness and liquidity facilities of Newcourt and Newcourt Credit Group USA Inc. (the "Newcourt Guarantee"). This debt is used by Newcourt for general operating purposes. As of February 28, 1998, the General Partner's guarantee of such debt was $1.4 billion (C$2.0 billion). The Newcourt Guarantee, ranks pari passu to the liabilities of the General Partner. As disclosed in the Trust's registration statement filed on Form S-3 in October 1996, the General Partner guaranteed, on a subordinate basis the Trust's distributions (the "Trust Guarantee"). The Trust Guarantee ranks subordinate and junior to all other liabilities of AT&T Capital. Thus, the Trust Guarantee ranks subordinate to the Newcourt Guarantee.

        Ownership of The trust Preferred Securities was not affected by the Newcourt Acquisition and related transactions.

        For additional information regarding the description of the Partnership, see The Trust's Prospectus dated October 22, 1996 comprising a portion of the Registration Statement on Form S-3 (No. 333-11243) filed by the Partnership with the Securities and Exchange Commission, which is incorporated by reference herein.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        Omitted pursuant to General Instruction I of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

There is no established public trading market for the Partnership Preferred Securities of the Partnership. As of March 20, 1998, there were 2 holders of record.

ITEM 6.SELECTED FINANCIAL DATA

        Omitted pursuant to General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations and Changes in Cash Flows

        On October 25, 1996, Capita Preferred Funding L.P. (the "Partnership") issued $206.2 million of Partnership Preferred Securities (the "Partnership Preferred Securities") to an affiliate, Capita Preferred Trust (the "Trust"). The Partnership invested such proceeds and the $36.4 million capital contribution from its general partner, AT&T Capital Corporation (the
"General Partner") in $240.2 million of 20-year Debentures of the General Partner and two wholly-owned subsidiaries of the General Partner (the "Debentures") and $2.4 million in short term investments.

        During 1997 and 1996, the Partnership made its scheduled quarterly cash distributions totaling $18.7 million and $3.4 million, respectively, (annual fixed rate of 9.06%) to Capita Preferred Trust, the Partnership's limited partner. On those same quarterly distribution dates, the Partnership received its scheduled Debenture interest income payments (annual fixed rate of 8.88%) from the General Partner and two wholly-owned subsidiaries of the General Partner (the "Subsidiaries") aggregating $21.3 million and $3.9 million, respectively. During 1997 and 1996, the Partnership earned interest income of approximately $113 thousand and $21 thousand, respectively, on short-term investments. The Partnership distributes the excess of the interest income on debentures and short term investments over cash distributions to the General Partner. For 1997 and 1996 the Partnership distributed $2.7 million and $.5 million to the General Partner.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         CAPITA PREFERRED FUNDING L.P.
                                 BALANCE SHEETS
                             (dollars in thousands)

                                                   At December 31,
                                                 1997           1996
                                               --------       --------
ASSETS:
  Debentures receivable from Affiliates        $240,146       $240,146
  Other assets                                    2,434          2,426
                                               --------       --------
Total Assets                                    242,580        242,572
                                               ========       ========
PARTNERS' CAPITAL:
    General Partner's Interest                   36,394         36,386
    Limited Partner's Interest                  206,186        206,186
                                               --------       --------
Total Partners' Capital                        $242,580       $242,572
                                               ========       ========


The accompanying notes are an integral part of these Financial Statements.

                          CAPITA PREFERRED FUNDING L.P.
                              STATEMENTS OF INCOME
                             (dollars in thousands)

                                    For The Year        For The Period
                                       Ended           August 29, 1996
                                    December 31,     through December 31,
                                        1997                 1996
                                  ----------------   --------------------
REVENUES-Interest income              $21,438              $ 3,931
                                      -------              -------
Net income                            $21,438              $ 3,931
                                      =======              =======

The accompanying notes are an integral part of these Financial Statements.

                          CAPITA PREFERRED FUNDING L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                             (dollars in thousands)

                                          For The Year    For The Period
                                              Ended      August 29, 1996
                                          December 31,   To December 31,
                                              1997             1996
                                          ------------   ---------------
General Partner's Interest:
    Balance at beginning of period          $  36,386        $       0
        Capital contribution                                    36,386
        Net income                              2,758              506
        Distributions                          (2,750)            (506)
                                            ---------        ---------
    Balance at end of period                   36,394           36,386
                                            ---------        ---------
Limited Partner's Interest:
    Balance at beginning of period          $ 206,186                0
        Capital contribution                                   206,186
        Net income                             18,680            3,425
        Distributions                         (18,680)          (3,425)
                                            ---------        ---------
    Balance at end of period                $ 206,186          206,186
                                            ---------        ---------
Total Partners' Capital                     $ 242,580        $ 242,572
                                            =========        =========


The accompanying notes are an integral part of these Financial Statements.

                          CAPITA PREFERRED FUNDING L.P.
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                 For The Year      For The Period
                                                     Ended         August 29, 1996
                                                 December 31,      To December 31,
                                                     1997               1996
                                                 ------------      ---------------
Cash Flow from Operating Activities:
Net Income                                         $  21,438          $   3,931
Increase in other assets                                  (8)                 0
                                                   ---------          ---------
Net Cash provided from Operating Activities           21,430              3,931
                                                   ---------          ---------
Cash Flow from Investing Activities:
Purchase of eligible debt securities                       0             (2,426)
Purchase of Debentures                                     0           (240,146)
                                                   ---------          ---------
Net Cash used for Investing Activities                     0           (242,572)
                                                   ---------          ---------

Cash Flow from Financing Activities:

Issuance of Partnership Preferred Securities               0            206,186
Capital Contribution from General Partner                  0             36,386
Distribution to Limited Partner                      (18,680)            (3,425)
Distribution to General Partner                       (2,750)              (506)
                                                   ---------          ---------
Net Cash (used for) provided by Financing
 activities                                          (21,430)           238,641
                                                   ---------          ---------

Net change in cash and cash equivalents                    0                  0
Cash and cash equivalents at beginning
 of period                                                 0                  0
                                                   ---------          ---------
Cash and cash equivalents at end
 of period                                         $       0          $       0
                                                   =========          =========



The accompanying notes are an integral part of these financial statements.

                          CAPITA PREFERRED FUNDING L.P.
                        NOTES TO THE FINANCIAL STATEMENTS

1.   Description of the Partnership

        Capita Preferred Funding L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act, as amended, on August 29, 1996. Pursuant to the certificate of limited partnership, as amended, and the Limited Partnership Agreement, AT&T Capital Corporation, is the sole general partner of the Partnership (in such capacity the "General Partner").

        On October 25, 1996 the Partnership issued $206.2 million of Partnership Preferred Securities to an affiliate, Capita Preferred Trust ("the Trust"). The Trust is the sole limited partner of the Partnership. The Trust and the Partnership are consolidated subsidiaries of the General Partner. The Partnership, in turn, used proceeds from the issuance of the Partnership Preferred Securities and a General Partner capital contribution of $36.4 million to invest primarily in 20-year debentures of the General Partner and two wholly-owned subsidiaries of the General Partner (the "Debentures"). Payments in respect to the Debentures issued by the General Partner's subsidiaries have been guaranteed, on a subordinated basis, by the General Partner.

        On January 12, 1998, all of the General Partner's outstanding shares of common stock were purchased by Newcourt Credit Group Inc., an Ontario corporation ("Newcourt") in a transaction accounted for under the purchase method of accounting (the "Newcourt Acquisition "). The General Partner currently is an indirect wholly-owned subsidiary of Newcourt.

        On February 9, 1998, the General Partner and Newcourt entered into a support agreement (the "Newcourt Support Agreement"). The Newcourt Support Agreement requires Newcourt to own a majority of the outstanding shares of common stock of the General Partner, to cause the General Partner and its subsidiaries to have a consolidated tangible net worth of at least $1.00 and to provide funds to the General Partner (upon the request of the General Partner) sufficient to enable the General Partner to make timely payments of principal and interest payments on its debt for borrowed money (if the General Partner is unable to do so).

        On February 20, 1998, the General Partner entered into an agreement whereby the General Partner guarantees certain indebtedness and liquidity facilities of Newcourt and Newcourt Credit Group USA Inc. (the "Newcourt Guarantee"). This debt is used by Newcourt for general operating purposes. As of February 28, 1998, the General Partner's guarantee of such debt was $1.4 billion (C$2.0 billion). The Newcourt Guarantee, ranks pari passu to the liabilities of the General Partner. As disclosed in the Trust's registration statement filed on Form S-3 in October 1996, the General Partner guaranteed, on a subordinate basis the Trust's distributions (the "Trust Guarantee"). The Trust Guarantee ranks subordinate and junior to all other liabilities of AT&T Capital. Thus, the Trust Guarantee ranks subordinate to the Newcourt Guarantee.

        Ownership of the Trust Preferred Securities was not affected by the Newcourt Acquisition and related transactions.

2. Summary of Significant Accounting policies

Revenue Recognition

        Interest income on the Debentures is recorded on the accompanying Statements of Income when due from the General Partner and its two wholly-owned subsidiaries. Accrual of interest income on the Debentures would be suspended if the Debentures became delinquent. The Debentures were not delinquent at December 31, 1997 or 1996.

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

Administrative Costs

        All costs and expenses of the Partnership are paid by the General
Partner.

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

        For so long as the Partnership Preferred Securities remain outstanding, the General Partner covenants in the Limited Partnership Agreement (i) to remain the sole general partner of the Partnership and to maintain directly 100% ownership of the General Partner's interest in the Partnership, which interest will at all times represent at least 1% of the total capital of the Partnership;
(ii) to cause the Partnership to remain a limited partnership and not to voluntarily dissolve, liquidate, wind-up or be terminated, except as permitted by the Limited Partnership Agreement, (iii) to use its commercially reasonable efforts to ensure that the Partnership will not be an "investment company" for purposes of the Investment Company Act of 1940 and (iv) to take no action which would be reasonably likely to cause the Partnership to be classified as an association or a publicly traded partnership taxable as a corporation for United States federal income tax purposes. (See Note 4 for discussion of Income Taxes.)

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

        The Partnership's earnings available for distribution to the holders of the Partnership Preferred Securities will be limited primarily to interest received on the Debentures and certain short-term investments. To the extent that the issuers (including, where applicable, the General Partner, as guarantor) of the securities in which the Partnership invests fail to make any payment in respect of such securities (or, if applicable, such guarantees), the Partnership will not have sufficient funds to pay and will not declare or pay distributions on the Partnership Preferred Securities, in which event the Partnership Guarantee will not apply to such distributions until the Partnership has sufficient funds available therefor. In addition, distributions on the Partnership Preferred Securities may be declared and paid only as determined in the sole discretion of the General Partner.

6. Debentures receivable from Affiliate

        The Partnership invested the contributions received from the Trust and General Partner in the Debentures. The Debentures, which have a term of 20 years, bear interest at 8.88% per annum, and are guaranteed by the General Partner, are all due from related parties of the Partnership (see Note 1). Of the Debentures purchased, approximately $206.2 million are obligations of the General Partner, AT&T Capital Corporation, approximately $29.0 million are obligations of an affiliate, AT&T Leasing Services, Inc. and the remainder of $5.0 million are obligations of another affiliate, AT&T Capital Services, Inc.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partnership Preferred Security Holders and Trustees of Capita Preferred Funding L.P.:

        We have audited the accompanying balance sheet of Capita Preferred Funding L.P. (the "Partnership") as of December 31, 1997, and the related statements of income, changes in shareowners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP

New York, New York
March 27, 1998

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

                                       COOPERS & LYBRAND L.L.P.

1301 Avenue of the Americas
New York, New York
April 14, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On February 12, 1997, the Audit Committee of the Board of Directors (with the concurrence of the Board of Directors) of the General Partner dismissed Coopers & Lybrand L.L.P. as the General Partner's and Trust's independent public accountants and appointed Arthur Andersen LLP to serve as the General Partner's and Trust's independent accountants for the year 1997. There have been no disagreements with Coopers & Lybrand L.L.P. on any accounting or financial disclosure during the past two fiscal years, preceding February 12, 1997.

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

         Omitted pursuant to General Instruction I of Form 10-K.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        a) Documents filed as a part of the report:

              (1) Financial Statements:
                  - Balance Sheets
                  - Statements of Income
                  - Statements of Partners' Capital
                  - Statements of Cash Flows
                  - Notes to the Financial Statements
                  - Report of Independent Public Accountants

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

                                        CAPITA PREFERRED FUNDING L.P.

                                                By: AT&T Capital Corporation
                                                    General Partner

                                                    Daniel A. Jauernig

                                                By: Daniel A. Jauernig
                                                    Chief Financial Officer
                                                    of AT&T Capital Corporation

 March 27, 1998