Form 10-Q
period 1998-03-31
CAPITA PREFERRED FUNDING L P
filed 1998-05-13
CIK 1021970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]     NO [ ]

                         PART I - FINANCIAL INFORMATION


ITEM 1. Financial statements.


                          CAPITA PREFERRED FUNDING L.P.
                              STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                  For the three months
                                                     ended March 31,

                                                   1998          1997
                                                   ----          ----
REVENUES-Interest Income                          $5,362        $5,358
                                                  ------        ------

Net income                                        $5,362        $5,358
                                                  ======        ======


The accompanying notes are an integral part of these Financial Statements.

                         CAPITA PREFERRED FUNDING L.P.
                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                          March 31,
                                                            1998         December 31,
                                                         (unaudited)         1997
                                                         -----------     ------------
ASSETS:
  Debentures receivable from Affiliates                   $240,146         $240,146
  Other assets                                               2,434            2,434
                                                          --------         --------
Total Assets                                               242,580          242,580
                                                          ========         ========

PARTNERS' CAPITAL:
    General Partner's Interest                              36,394           36,394
    Limited Partner's Interest                             206,186          206,186
                                                          --------         --------
Total Partners' Capital                                   $242,580         $242,580
                                                          ========         ========


The accompanying notes are an integral part of these Financial Statements.

                          CAPITA PREFERRED FUNDING L.P.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                      For the three months
                                                         ended March 31,

                                                       1998         1997
                                                       ----         ----
Cash Flow from Operating Activities:

Net Income                                           $ 5,362      $ 5,358
                                                     -------      -------
Net Cash provided from Operating Activities            5,362        5,358
                                                     -------      -------

Cash Flow from Financing Activities:

Distribution to Limited Partner                       (4,670)      (4,670)
Distribution to General Partner                         (692)        (688)
                                                     -------      -------
Net Cash provided by Financing
 activities                                           (5,362)      (5,358)
                                                     -------      -------

Net change in cash and cash equivalents                    0            0
Cash and cash equivalents at beginning
 of period                                                 0            0
                                                     -------      -------
Cash and cash equivalents at end
 of period                                           $     0      $     0
                                                     =======      =======


The accompanying notes are an integral part of these Financial Statements.

                          CAPITA PREFERRED FUNDING L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared by Capita Preferred Funding L.P. (the "Partnership") pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   1998 Sale of AT&T Capital

     On January 12, 1998, all of AT&T Capital Corporation's (the "General Partner")outstanding shares of common stock were purchased by Newcourt Credit Group Inc., an Ontario corporation ("Newcourt") in a transaction accounted for under the purchase method of accounting. The General Partner currently is an indirect wholly-owned subsidiary of Newcourt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands)

Results of Operations and Changes in Cash Flows

     On March 31, 1998 and March 31, 1997, Capita Preferred Funding L.P. (the "Partnership") made its scheduled quarterly cash distributions of $4,670 (annual rate of 9.06%) to Capita Preferred Trust, the Partnership's limited partner. On those same dates, the Partnership received its scheduled debenture interest income payments (annual rate of 8.88%) from AT&T Capital Corporation (the "General Partner") and two wholly-owned subsidiaries of the General Partner aggregating $5,331. During the first quarter of 1998 and 1997, the Partnership earned interest income of approximately $30 and $27, respectively, on short-term investments. The Partnership distributes the excess of the interest income on debentures and short-term investments over cash distributions to the General Partner. For the first quarter of 1998 and 1997, the Partnership distributed $692 and $688, respectively, to the General Partner.

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



                               CAPITA PREFERRED FUNDING L.P.

                                          By: AT&T Capital Corporation
                                              General Partner



                                              DANIEL A. JAUERNIG
                                              -----------------------------
                                          By: Daniel A. Jauernig
                                              Group President and
                                              Chief Financial Officer
                                              of AT&T Capital Corporation



May 13, 1998

                                  EXHIBIT INDEX

EXHIBITS

  Exhibit
  Number             Description

  27.                Financial Data Schedule