Form 10-Q
period 1998-06-30
CAPITA PREFERRED FUNDING L P
filed 1998-08-12
CIK 1021970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1998

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


                               For the three months    For the six months
                                  ended June 30,          ended June 30,

                                  1998      1997        1998         1997
                                 -----     -----       -----         ----

REVENUES-Interest Income        $5,360     $5,360      $10,722     $10,718
                                -------    ------      -------   ---------

Net income                      $5,360     $5,360      $10,722     $10,718
                                -------    ------      -------   ---------


The accompanying notes are an integral part of these Financial Statements.

                         CAPITA PREFERRED FUNDING L.P.
                                 BALANCE SHEETS
                             (Dollars in thousands)



                                             June 30,       December 31,
                                               1998             1997
                                            (unaudited)
                                            -----------     ------------

ASSETS:
  Debentures receivable from Affiliates      $240,146         $240,146
  Other assets                                  2,434            2,434
                                             --------         --------
Total Assets                                  242,580          242,580
                                             ========         ========

PARTNERS' CAPITAL:
   General Partner's Interest                  36,394           36,394
   Limited Partner's Interest                 206,186          206,186
                                             --------         --------
Total Partners' Capital                      $242,580          242,580
                                             ========         ========




The accompanying notes are an integral part of these Financial Statements.

                          CAPITA PREFERRED FUNDING L.P.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                             For the six months
                                               ended June 30,

                                               1998       1997
                                               ----       ----

Cash Flow from Operating Activities:

Net Income                                   $ 10,722     $ 10,718
                                              -------      -------
Increase in other assets                            -          (37)
Net Cash provided from Operating Activities    10,722       10,681
                                              -------      -------

Cash Flow from Financing Activities:

Distribution to Limited Partner                (9,340)     (9,340)
Distribution to General Partner                (1,382)     (1,341)
                                             ---------    --------
Net Cash provided by Financing
 activities                                   (10,722)    (10,681)
                                              -------     -------

Net change in cash and cash equivalents             0           0
Cash and cash equivalents at beginning
 of period                                          0           0
                                              -------      ------
Cash and cash equivalents at end
 of period                                   $      0    $      0
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

3. Subsequent Event

               On July 27, 1998, an Offer to Purchase and Consent Solicitation (the "Offer") in connection with the 9.06% Trust Originated Preferred Securities (the "TOPrS" or "Company-obligated preferred securities") of Capita Preferred Trust, was announced to all of the holders of record of the TOPrS as of July 20, 1998. AT&T Capital invited all holders of the TOPrS to tender any and all of their TOPrS for purchase. In conjunction with the Offer the Company solicited consents from the holders to amend the Limited Partnership Agreement and the indentures pursuant to which three debentures (the "Debentures") have been issued by AT&T Capital and two of its wholly-owned subsidiaries. The proposed amendments will provide for an early redemption of the Partnership Preferred Securities and Debentures, which in turn will cause the optional redemption of any and all TOPrS that have not been tendered in the Offer. Following the successful consummation of the Offer and the Consent Solicitation in accordance with their respective terms, there will not be any TOPrS that remain outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in thousands)

Results of Operations and Changes in Cash Flows

     On June 30, 1998 and June 30, 1997, Capita Preferred Funding L.P. (the "Partnership") made its scheduled quarterly cash distributions of $4,670 (annual rate of 9.06%) to Capita Preferred Trust, the Partnership's limited partner. On those same dates, the Partnership received its scheduled debenture interest income payments (annual rate of 8.88%) from AT&T Capital Corporation (the "General Partner") and two wholly-owned subsidiaries of the General Partner aggregating $5,331. During the second quarter of 1998 and 1997, the Partnership earned interest income of approximately $29 and $29, respectively, on short-term investments. The Partnership distributes the excess of the interest income on debentures and short-term investments over cash distributions to the General Partner. For the second quarter of 1998 and 1997, the Partnership distributed $690 and $653, respectively, to the General Partner.

     For the six months ended June 30, 1998 and June 30,1997, the Partnership made cash distributions of $9,340 to Capita Preferred Trust and received debenture interest income payments from the General Partner and Subsidiaries totaling $10,662. The Partnership earned $59 and $56 on short term investments for the six months ended June 30, 1998 and June 30,1997, respectively. Cash distributions of $1,382 and $1,341 were distributed to the General Partner for the excess of interest income over cash distributions for 1998 and 1997.

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

                                  CAPITA PREFERRED FUNDING L.P.

                                           By: AT&T Capital Corporation
                                               General Partner

                                               DANIEL A. JAUERNIG
                                               ------------------
                                           By: Daniel A. Jauernig
                                               Group President and
                                               Chief Financial Officer
                                               of AT&T Capital Corporation

August 12, 1998

                                  EXHIBIT INDEX

EXHIBITS

  Exhibit
   Number      Description

   27.         Financial Data Schedule
